Form 10-K
period 2007-12-31
Renaissance Home Equity Loan Trust 2007-2
filed 2008-03-24
CIK 1399311

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131637-05

      Renaissance Home Equity Loan Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      Renaissance Mortgage Acceptance Corp.
      (exact name of the depositor as specified in its charter)

      Delta Funding Corporation
      (exact name of the sponsor as specified in its charter)



  Delaware                                52-2356399
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  1000 Woodbury Road
   Woodbury, NY                                11797
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (516) 364-8500



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bank of America, N.A. provides an interest rate swap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

LEGAL ACTIONS PENDING AGAINST THE ORIGINATOR

Delta Funding Corporation - Litigation

Because the nature of its business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Originator is subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

* On December 17, 2007, the Originator's parent, Delta Financial Corporation ("Delta Financial") and its principal operating subsidiaries, including the Originator, filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code (Case No. 07-11880 (CSS), Jointly administered) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The petitions were filed in order to enable Delta Financial and its subsidiaries to pursue reorganization efforts under Chapter 11 of the U.S. Bankruptcy Code. The filing of the bankruptcy petitions automatically stayed the pending litigation described below, insofar as it was brought against the originator and/or Delta Financial. Below reflects the status of the pending litigation prior to the bankruptcy filings of December 17, 2007. Also, in addition to the lawsuits described below, in December 2007, two actions were filed against the Originator and Delta Financial, styled as class actions, alleging violations of the Worker Adjustment and Retraining Notification
(WARN) Act.

* In or about November 1998, the Originator received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that the Originator had violated the Home Ownership and Equity Protection Act of 1994, the federal Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission,
(c) unspecified actual, statutory, treble and punitive damages, including attorneys' fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, the plaintiffs filed a motion seeking a temporary restraining order and preliminary injunction, enjoining the Originator from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. The Originator opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined the Originator from proceeding with the foreclosure sales of the three interveners' properties. The Originator filed a motion for reconsideration of the December 23, 1998 order. In January 1999, the Originator filed an answer to plaintiffs' first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, the Originator filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing the Originator, the Originator's attorneys and/or the New York State Banking Department ("NYSBD") from issuing notices to a number of the Originator's borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and the Originator. In the fourth quarter of 1999, the Originator and the NYSBD submitted opposition to the plaintiffs' motion. In March 2000, the District Court issued an order that permitted the Originator to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which the Originator opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, the Originator executed a settlement agreement with the plaintiffs, under which the Originator denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. The Originator submitted supplemental briefing at the District Court's request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to the submitting of supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. The Originator, plaintiffs and certain objectors submitted respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. The Originato filed its appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court's decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court Magistrate Judge and not the District Court Judge. The Appellate Court instructed the District Court Judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court Judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. Briefing on the intervention motion was re-submitted to the District Court
Judge in July 2006, and the motion was denied in November 2006. In January
2007, the Originator executed a proposed amendment to the settlement with the plaintiffs which did not increase the settlement amount. In March 2007, the plaintiffs filed a motion for preliminary approval of the amended settlement and the proposed notice to the class. In April 2007, certain objectors filed an opposition to the motion for preliminary approval. The Originator filed its reply to the objectors' opposition in May 2007. The plaintiffs also filed their reply to the objectors' opposition in May 2007. We expect that this claim will be resolved in connection with the pending bankruptcy proceeding.

* In July 2003, Delta Financial commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against Delta Funding Residual Exchange Company LLC (the "LLC"), an unaffiliated limited liability company, Delta Funding Residual Management, Inc. ("DFRM"), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to Delta Financial in June 2003, and
(2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under Delta Financial's agreement with the LLC, plus interest, (b) specific performance of the LLC's obligations to Delta Financial in the future, and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss Delta Financial's complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of Delta Financial's directors and officers and Delta Financial seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to Delta Financial's August 200 exchange offer. In October 2003, Delta Financial filed its opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, Delta Financial answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison's motion to dismiss Delta Financial's causes of action seeking (a) payment of amounts due under the agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison's motion to dismiss Delta Financial's cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted Delta Financial's motion to consolidate the cases in Nassau County. In April 2004, Delta Financial filed a motion to dismiss Mr. Morrison's countersuit, which the Supreme Court denied in September 2004. In or about October 2004, the LLC commenced an action against KPMG LLP, Delta Financial's independent public accountants at that time, based upon similar allegations as asserted in this action. In September 2005, it was agreed that the action against KPMG LLP would be joined with this action. In the countersuit, the LLC was granted permission to serve an amended complaint, which it did in November 2005. The amended complaint included two additional causes of action alleging breach of fiduciary duty owed to the LLC, one against Delta Financial and the other against several of Delta Financial's officers and directors. In December 2005, Delta Financial filed a motion to amend its complaint to add claims (both individually and as a member of the LLC) against Mr. Morrison arising from the same and/or similar facts and circumstances, seeking recovery for waste, for improper personal benefit, for breach of fiduciary duty (beyond those already alleged in the complaint) and for a material misstatement in the LLC's financial statements.
In April 2006, the Supreme Court dismissed Delta Financial's motion to amend and granted Delta Financial permission to revise the motion and re-file it. In July 2006, Delta Financial re-filed its motion to amend its complaint, which motion was opposed. In November 2006, the Court denied its motion. Discovery is proceeding. Delta Financial believes that it has meritorious claims in its lawsuit and meritorious defenses in the countersuit. We expect that this claim will be resolved in connection with the pending bankruptcy proceeding.

* In or about November 2004, the Delta Financial received notice that it has been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that its subsidiary, Fidelity Mortgage Inc. ("Fidelity", now a division of the Originator), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act ("FLSA"). The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys' fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws. The Originator filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff's motion for conditional class certification be granted, and that plaintiff's motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge's Report and Recommendation and the plaintiff filed its opposition to the Originator's objections. In July 2005, the District Court upheld the Magistrate Judge's Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an "opt-in" period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment. By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs' motion for summary judgment was withdrawn without prejudice to it being re-filed. The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs' motion was re-filed and the Originator filed its opposition to the motion and a cross-motion for partial summary judgment. In September 2006, the plaintiffs filed their papers in response to the Originator's opposition to their motion and replied to the Originator's cross-motion. In October 2006, the Originator filed its reply papers to the plaintiffs' opposition to its cross-motion. In March 2007, the Magistrate Judge rendered a report and recommendation that the plaintiffs' motion for summary judgment be granted, and the Originator's motion denied, as to its entitlement to a retail or service establishment exemption under the FLSA; that plaintiffs' motion be denied as to;
(a) the Originator's entitlement to an administrative employee exemption under the FLSA, and (b) plaintiffs' entitlement to liquidated damages; and the Originator's motion be granted as to the sufficiency of the employees' compensation under the salary basis test, but denied as to the remaining two conditions of an administrative employee exemption. In April 2007, the Originator filed its objections to the Magistrate Judge's report and recommendation, insofar as it did not recommend the granting of the Originator's cross-motion for partial summary judgment, and the plaintiffs filed their opposition to the Originator's objections. In May 2007, the Originator filed its reply to the plaintiffs' opposition to its objections. In May 2007, the District Court issued an order adopting the Magistrate Judge's report and recommendation. In July 2007, the Originator filed a motion for certification of an interlocutory appeal from the District Court's May 2007 order; the plaintiffs filed their opposition papers in July 2007; and the Originator filed its reply papers in August 2007. In December 2007, the District Court denied the Originator's motion for certification of an interlocutory appeal. A motion has been made by the plaintiffs in the Bankruptcy Court for relief from the automatic stay to pursue consolidated adjudication of this claim and the claim referenced in the last bullet point below in the Bankruptcy Court, or in the alternative, to establish procedures for the consolidated claims. We expect that this claim will be resolved in connection with the pending bankruptcy proceeding.

* In or about February 2007, the Originator received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that it had accessed certain consumers' credit reports without a permissible purpose under the Fair Credit Reporting Act of 1970, as amended ("FCRA"), and sent improper prescreening
offers in Illinois.   The complaint seeks:  (a) certification of a class of
plaintiffs, (b) injunctive relief against further violations, (c) statutory damages and general and other damages, and (d) attorneys' fees, costs and litigation expenses, based upon alleged (i) violations of the FCRA, (ii) common law invasion of privacy and (iii) consumer fraud/unfair acts and practices. In March 2007, the Originator filed a motion for a stay of the action pending certain decisions expected to be rendered by other courts in actions pending against other companies, which decisions the Originator expect may impact the legal issues involved in the case. In March 2007, the Court stayed the action until June 2007. In June, the plaintiff stipulated, without prejudice, to dismissing the common law invasion of privacy claim and the consumer fraud/unfair acts and practices claim, and dismissed only that part of the relief seeking injunctive relief on the FCRA claim. In June 2007, the Originator filed an answer to complaint and discovery is proceeding. In July 2007, plaintiff filed a motion for class certification and the Originator's opposition papers are due in August 2007. In September 2007, the Originator agreed to a nuisance value settlement on an individual basis with the plaintiff and the lawsuit has been dismissed. In or about August 2007, the Originator we received notice that it and Delta Financial have been named in a lawsuit styled as a class action and collective action filed in the United States District Court of the Eastern District of New York, alleging that Fidelity did not pay its loan officers overtime compensation and/or minimum wage in violation of the FLSA and New York and Ohio state wage and hour laws. The complaint seeks
(1) with respect to the FLSA collective action claims: (a) an amount equal to the unpaid wages at the applicable overtime rate, (b) an amount equal to the overtime wage damages as liquidated damages, (c) judgment that Fidelity willfully violated the FLSA, (d) prejudgment interest and (e) costs and attorneys' fees; (2) with respect to the New York state wage and hour laws claims: (a) certification of a class of plaintiffs, (b) an amount equal to the unpaid wages at the applicable overtime rate, and (c) costs and attorneys' fees; and (3) with respect to the Ohio state wage and hour law claims:
(a) certification of a class of plaintiffs, (b) an amount equal to the unpaid wages at the applicable overtime rate, (c) an amount equal to six percent of the unpaid overtime wage, or $200, whichever is greater, as liquidated damages and
(d) costs and attorneys' fees. In October 2007, we filed an answer to the complaint. In November 2007, the District Court conditionally certified the class and authorized judicial notice to potentially class members (subject to revision and final approval by the District Court). A motion has been made by the plaintiffs in then Bankruptcy Court for relief from the automatic stay under to pursue consolidated adjudication of this claim and the November 2004 action referenced above in the Bankruptcy Court, or in the alternative, to establish procedures for the consolidated claims. We expect that this claim will be resolved in connection with the pending bankruptcy proceeding.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 14, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Amended and Restated Trust Agreement, dated as of June 18, 2007, by and among Renaissance Mortgage Acceptance Corp. as Depositor, Wilmington Trust Company as Owner Trustee and Wells Fargo Bank, N.A. as Certificate Registrar and Certificate Paying Agent, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

  (4.2) Indenture, dated as of June 18, 2007, by and among Renaissance Home Equity Loan Trust 2007-2 as Issuer, HSBC Bank USA, National Association as Indenture Trustee and Wells Fargo Bank, N.A. as Securities Administrator, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

  (4.3) Mortgage Loan Sale and Contribution Agreement, dated as of June 18, 2007, by and among Renaissance Mortgage Acceptance Corp. as Purchaser, Renaissance REIT Investment Corp. as Seller and Delta Funding Corporation as originator, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

  (4.4) Servicing Agreement, dated as of June 18, 2007, by and among Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator, Ocwen Loan Servicing, LLC as Servicer, Renaissance Home Equity Loan Trust 2007-2 as Issuer and HSBC Bank USA, National Association as Indenture Trustee , relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

  (10.1) Incorporated by reference as Exhibits 4.1, 4.2, 4.3 and 4.4.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.3 Ocwen Loan Servicing, LLC as Servicer
    33.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.3 Ocwen Loan Servicing, LLC as Servicer
    34.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Renaissance Home Equity Loan Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Chris Regnier
   Chris Regnier, Vice President
   (Senior officer in charge of the servicing function of the master servicer)


    Date:   March 24, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Amended and Restated Trust Agreement, dated as of June 18, 2007, by and among Renaissance Mortgage Acceptance Corp. as Depositor, Wilmington Trust Company as Owner Trustee and Wells Fargo Bank, N.A. as Certificate Registrar and Certificate Paying Agent, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

   (4.2) Indenture, dated as of June 18, 2007, by and among Renaissance Home Equity Loan Trust 2007-2 as Issuer, HSBC Bank USA, National Association as Indenture Trustee and Wells Fargo Bank, N.A. as Securities Administrator, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

   (4.3) Mortgage Loan Sale and Contribution Agreement, dated as of June 18, 2007, by and among Renaissance Mortgage Acceptance Corp. as Purchaser, Renaissance REIT Investment Corp. as Seller and Delta Funding Corporation as originator, relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

   (4.4) Servicing Agreement, dated as of June 18, 2007, by and among Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator, Ocwen Loan Servicing, LLC as Servicer, Renaissance Home Equity Loan Trust 2007-2 as Issuer and HSBC Bank USA, National Association as Indenture Trustee , relating to Series 2007-2, originally filed on Form 8-K on June 28, 2007 and incorporated by reference herein.

   (10.1) Incorporated by reference as Exhibits 4.1, 4.2, 4.3 and 4.4.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.3 Ocwen Loan Servicing, LLC as Servicer
    33.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.3 Ocwen Loan Servicing, LLC as Servicer
    34.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
